Form 10-K
period 2004-12-31
Structured Asset Securities Corp Mortgage Pass-Through Certificates, Series 2004-22
filed 2005-03-30
CIK 1311659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                 [x] Annual Report
                     Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 2004

                       Commission file number:  333-115858-35

                        Structured Asset Securities Corp.
               Mortgage Pass-Through Certificates, Series 2004-22
               (Exact name of registrant as specified in charter)

                        State of Incorporation:  Delaware
               I.R.S. Employer Identification Number:  74-2440850

                          745 Seventh Avenue, 7th Floor
                               New York, NY  10019
                                (212) 526 - 7000

                    Structured Asset Securities Corporation
                       Mortgage Pass-Through Certificates
                                 Series 2004-22

             Title of each class of securities covered by this Form:
                          A1, A2, AIO, B1, B2, B3


       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.    Yes _X_    No ___


                                     PART I

Item 1.  Business:

     Not applicable.

Item 2.  Properties:

     Not applicable.

Item 3.  Legal Proceedings:

     The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement or any similar agreement (the Trust), the Trustee, the Master Servicer or the registrant with respect to the Trust.

Item 4.  Submission of Matters to a Vote of Security-Holders

     There were no matters submitted to a Vote of the Security Holders.


                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)  There is no established public trading market for the certificates.

(b) Records provided by the Trustee indicate that there are approximately 6 holders of record of each class of certificates as of the end of the reporting year.

(c)  Not applicable.

Item 6.  Selected Financial Data.

     Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.

Item 8.  Financial Statements and Supplementary Data.

     Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 9A. Controls and Procedures.

     Not applicable.

Item 9B. Other Information.

     Not applicable.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Not applicable.

Item 11. Executive Compensation.

     Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Not applicable.

Item 13. Certain Relationships and Related Transactions.

     Not applicable.

Item 14. Principal Accounting Fees and Services.

     Not applicable.


                                    PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)  Exhibits

    1 Annual Independent Accountant's Servicing Report ("USAP") for the year ended November 30, 2004
          Aurora Loan Services LLC fka Aurora Loan Services Inc., as Servicer and accompanying Report of Management as to compliance with minimum servicing standards

    2 Annual Independent Accountant's Servicing Report ("USAP") for the year ended December 31, 2004
          Chase Manhattan Mortgage Corporation, as Servicer and accompanying Report of Management as to compliance with minimum servicing standards

    3 Annual Independent Accountant's Servicing Report ("USAP") for the year ended September 30, 2004
          Colonial Savings, F.A., as Servicer and
          accompanying Report of Management as to compliance with minimum servicing standards

    4 Annual Independent Accountant's Servicing Report ("USAP") for the year ended December 31, 2004
          Wachovia Mortgage Corporation, as Servicer and accompanying Report of Management as to compliance with minimum servicing standards

    5     Annual Statement of Compliance
          for the year ended December 31, 2004
          Aurora Loan Services LLC fka Aurora Loan Services Inc., as Master Servicer

    6 Aggregate Statement of Principal and Interest Distributions to Certificate Holders for the year ended December 31, 2004


(b)  Not applicable.

(c)  Not applicable.




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 28, 2005
       --------------

     Aurora Loan Services LLC fka Aurora Loan Services Inc.
     as Master Servicer


     By:       /s/ E. Todd Whittemore
               ------------------------------
     Name:     E. Todd Whittemore
     Title:    Executive Vice President
     Company:  Aurora Loan Services LLC fka Aurora Loan Services Inc.



                                  CERTIFICATION

I, E. Todd Whittemore, Executive Vice President of Aurora Loan Services LLC fka Aurora Loan Services Inc., certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the trust (the "Trust") created pursuant to the Trust Agreement dated January 1, 2004 (the "Agreement") among Structured Asset Securities Corp. (the "Depositor"), Aurora Loan Services LLC fka Aurora Loan Services Inc. (the "Master Servicer") and
     Citibank, N.A. (the "Trustee");

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not mis-leading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the servicing information required to be provided to the trustee by the servicer under the Agreement for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the Agreement and based upon my knowledge and the annual compliance review required under the Agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the Agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers as set forth in the Agreement, that is included in these reports.



In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Citibank, N.A., as trustee; Chase Manhattan Mortgage Corporation, as servicer; Colonial Savings, F.A.,as servicer; Wachovia Mortgage Corporation, as servicer.

Date:  March 28, 2005
       --------------

By:       /s/ E. Todd Whittemore
          --------------------------
Name:     E. Todd Whittemore
Title:    Executive Vice President
Company:  Aurora Loan Services LLC fka Aurora Loan Services Inc.